Form 10-Q
period 1995-03-31
GABELLI SERIES FUNDS INC
filed 1995-06-12
CIK 845611

First Quarter Report




                                            THE
                                            CONVERTIBLE
                                            SECURITIES FUND, INC.







                                 March 31, 1995

                                               20 Broad Street
                                               New York, NY 10005
                                               212 656 5185
                                               Fax 212 656 2461

                                               Client Service
                                               Thomas E. Veit
                                               Vice President

                                               NYSE
March 22, 1995                                 New York
                                               Stock Exchange, Inc.

Mr.  Mario J. Gabelli
Chief Executive Officer
The Gabelli Convertible Securities Fund, Inc.
One Corporate Center
Rye, NY 10580

Dear Mr. Gabelli:

I am pleased to inform you that the New York Stock
Exchange has approved your Company's securities for listing upon notice of issuance. Trading is scheduled to begin upon the effectiveness of the registration under the Securities Act of 1933 and the Securities Exchange
Act of 1934.

On behalf of the Board of Directors and management of the Exchange, I would like to invite you and a group of your officers and directors to participate in the original listing ceremonies.

Frederick J. Emken and Lisa T. Louie, who will jointly handle client services for your Corporation in the future, will contact Mr. Bruce N. Alpert to work out the details.

We look forward to the commencement of trading of The
Gabelli Convertible Securities Fund, Inc.

Sincerely,

/s/ Thomas E. Veit

cc: Bruce N. Alpert


INVESTMENT OBJECTIVE:

The Gabelli Convertible Securities Fund, Inc. is a closed-end, diversified management investment company whose primary objective is to seek a high level of total return through a combination of current income and capital appreciation by investing in convertible securities.


                    This report is printed on recycled paper.

TO OUR SHAREHOLDERS:

     Congratulations  and thank you. At the Special  Meeting
of  Shareholders  held on February 17, 1995 at the Greenwich
Public  Library  in   Connecticut,   shareholders   approved
converting  the  Gabelli  Convertible   Securities  Fund  to       [Photo of
closed-end  status,  effective March 31, 1995. Shares of the   Mario J. Gabelli]
Fund are now trading on the New York Stock Exchange under the symbol GCV. We believe that the closed-end status will provide greater investment flexibility to achieve attractive returns over the long term.

     In the first quarter of 1995, the Gabelli Convertible Securities Fund, Inc.'s ("Convertible Securities Fund") net asset value increased from $10.60 on December 31, 1994 to $11.14 on March 31, 1995. This represents an increase of 5.10% for the quarter and compares to the Lipper Analytical Services, Inc. Convertible Securities Fund Index's gain of 4.99%. Both a strong bond and stock market in the U.S. helped to enhance the performance of convertible securities. Such an environment enables us to maintain the Fund's long term profitability.

     For the twelve months ended March 31, 1995, the Convertible Securities Fund's dividend adjusted net asset value increased 4.7%. From inception on July 3, 1989 through March 31, 1995, the Fund achieved a 70.1% total return which represents an average annual return of 9.7%.

WHAT WE DO

     We do what is described as bottom up research: we read annual reports; we visit the competition; we talk to customers; we go belly to belly with management. We structure our portfolio by picking stocks.

     In past reports, we have tried to articulate our investment philosophy and methodology. The following graphic further illustrates the interplay among the four components of our valuation approach.

     Our focus is on free cash  flow;  earnings  before
interest, taxes, depreciation and amortization (EBITDA)
minus the capital  expenditures  necessary  to grow the
business.  We  believe  free  cash  flow  is  the  best
barometer of a business'  value.  Rising free cash flow
often  foreshadows  net earnings  improvement.  We also
look at earnings per share trends. Unlike Wall Street's       [Graphic]
ubiquitous  earnings momentum players, we do not try to
forecast  earnings with  accounting  precision and then
trade  stocks  based  on  quarterly   expectations  and
realities. We simply try to position ourselves in front of long-term earnings uptrends. In addition, we analyze on and off balance sheet assets and liabilities such as plant and equipment, inventories, receivables, and legal, environmental and health care issues. We want to know everything and anything that will add to or detract from our private market value estimates. Finally, we look for a catalyst; something happening in the company's industry or indigenous to the company itself that will surface value. In the case of the independent telephone stocks, the catalyst is a regulatory change. In the agricultural equipment business, it is the increasing worldwide demand for American food and feed crops. In other instances, it may be a change in management, sale or spin-off of a division, or the development of a profitable new business.

INVESTMENT RESULTS (a)(b)
- --------------------------------------------------------------------------------
                                             Quarter
                                -----------------------------
                                  1st    2nd     3rd     4th     Year
                                  ---    ---     ---     ---     ----
1995:   Net Asset Value ......  $11.14   ---     ---     ---     ---
        Total Return .........    5.1%   ---     ---     ---     ---
- --------------------------------------------------------------------------------
1994:   Net Asset Value ......  $11.54  $11.39  $11.60  $10.60  $10.60
        Total Return .........    0.2%   (1.3)%   1.8%   (0.9)%  (0.2)%
- -------------------------------------------------------------------------------
1993:   Net Asset Value ......  $12.07  $12.36  $12.75  $11.52  $11.52
        Total Return .........    5.4%    2.4%    3.2%    1.5%   13.1%
- -------------------------------------------------------------------------------
1992:   Net Asset Value ......  $11.29  $11.52  $11.90  $11.45  $11.45
        Total Return .........    3.5%    2.0%    3.3%    3.6%   13.0%
- -------------------------------------------------------------------------------
1991:   Net Asset Value ......  $11.06  $11.27  $11.57  $10.91  $10.91
        Total Return .........    5.6%    1.9%    2.7%    1.8%   12.5%
- -------------------------------------------------------------------------------
1990:   Net Asset Value ......  $10.56  $10.68  $10.56  $10.47  $10.47
        Total Return .........    1.5%    2.1%   (1.1)%   3.8%    6.3%
- -------------------------------------------------------------------------------
1989:   Net Asset Value ......    ---     ---   $10.54  $10.51  $10.51
        Total Return .........    ---     ---     5.4%(b) 0.8%    6.3%(b)
- -------------------------------------------------------------------------------
- ---------------------------------------------
Average Annual Returns - March 31, 1995 (a)
- ------------------------------------------
  1 Year .............  4.7%
  5 Year. ............  9.6%
  Life of Fund .......  9.7%
- ---------------------------------------------

                        Dividend History
- --------------------------------------------------------------
Payment (ex) Date        Rate Per Share     Reinvestment Price
- -----------------        --------------     ------------------
December 31, 1994             $0.90               $10.60
December 31, 1993             $1.425              $11.52
December 31, 1992             $0.876              $11.45
December 31, 1991             $0.865              $10.91
December 31, 1990             $0.490              $10.47
June 28, 1990                 $0.100              $10.68
March 29, 1990                $0.100              $10.55
December 29, 1989             $0.115              $10.51

(a) Total return and average annual return reflect changes in share price and reinvestment of dividends and are net of expenses. Of course, the returns noted represent past performance and do not guarantee future results. Investment returns and the principal value of an investment will fluctuate. When shares are sold they may be worth more or less than their original cost. (b) From commencement of operations on July 3, 1989. (c) The Fund converted to closed-end status on March 31, 1995.

     When we identify stocks that qualify as fundamental and conceptual bargains, we then become patient investors. This has been a proven long-term method for preserving and enhancing wealth in the U.S. equities market. At the margin, our new investments are focused on businesses that are well managed and will benefit from sustainable long-term economic dynamics. These include macro trends, such as globalization of the market in filmed entertainment and telecommunications, and micro trends, such as increased focus on productivity enhancing goods and services.

CLOSED-END STATUS

     In its new closed-end format, the Convertible Securities Fund will put more of its cash balances to work. From the time of the conversion to the time of this writing, the Fund's cash position has been reduced to 9.2% of the portfolio. This will allow us to take advantage of greater opportunities and achieve higher returns for the shareholders of the Fund.

     Judging from inquires being received by our Fund representatives, some of our shareholders still have questions regarding the change in the Fund's structure and how they may buy or sell shares. Following are our responses to some of the most frequently asked questions:

Q: WHAT IS THE DIFFERENCE  BETWEEN AN OPEN-END AND CLOSED-END MUTUAL FUND?

A: Open-end mutual funds can issue and redeem shares on demand. Closed-end funds have a fixed number of shares that are traded on a stock exchange just like individual securities. Open-end funds without sales charges (no-load funds) are bought or redeemed at net asset value. Closed-end fund shares can trade in the market at a discount or premium to net asset value depending on the supply and demand for those shares.

Q: HOW CAN I BUY MORE  SHARES  IN THE FUND?

A: Shareholders who hold their shares through State Street Bank and Trust Company ("State Street") may participate in the Fund's Voluntary Cash Purchase Plan, whereby, twice a year, in February and in August, they may purchase up to $3,000 in additional shares of the Fund, without commission or fees for at least the next two years. Shareholders who have a brokerage account would be able to purchase additional shares through their broker. Commissions and/or service fees may apply, just as they would for any other stock traded on a securities exchange.

Q: HOW CAN I SELL MY FUND SHARES?

A: Shares held in book entry form at State Street may be sold by providing instructions to State Street, either via the telephone or written instructions. Instructions should state the number of shares to sell. State Street cannot accept an order to sell a specific dollar amount requested to be sold.

The Fund's  Adviser,  Gabelli Funds,  has arranged
(with its brokerage affiliate, Gabelli & Company, Inc.) that for two years, shareholders who hold their shares through State Street may sell shares at market value without commission and the proceeds can be mailed to the address on record or directed to a similarly registered account with another Gabelli mutual fund.

Please be aware that sales will be submitted to Gabelli & Company, Inc. as "market" orders and the liquidity of the market will determine how quickly the trade will be executed. Shareholders who hold their shares at a brokerage firm would be able to sell shares through their broker. There would, of course, be a commission involved.

Q: WHY IS THE FUND TRADING AT A DISCOUNT TO NET ASSET VALUE?

A: Over the short run, the market price on the New York Stock Exchange has dipped to a discount to the net asset value. Selling from shareholders who want to redeem their shares has depressed the share price. When there are more sellers than buyers, the share price will decline based on the adage of supply and demand. We believe that this is a temporary phenomenon because few investors, other than our current shareholders, are aware of the Fund's availability on the New York Stock Exchange. We believe this provides an excellent opportunity to acquire the Fund at prices below its intrinsic value. In this regard, Gabelli Funds, Inc. and Mario J. Gabelli have announced intentions to acquire up to one million shares of the Fund in the open market.

Q: WHAT IS THE DIVIDEND POLICY?

A: The Fund historically pays a single dividend annually at the end of December. The Board of Directors is considering paying dividends on a quarterly basis and has authorized a distribution of $.20 per share to be paid on June 27, 1995 to shareholders of record on June 9, 1995.

Q: WHAT WAS THE ADVANTAGE TO BECOMING A CLOSED-END FUND?

A: The Fund may invest its cash balances without regard to redemptions. It may also invest in securities where liquidity is limited. The cash balance at March 31, 1995 was 24.2% of the portfolio.

OUR INVESTMENT OBJECTIVES

     Our mandate is to preserve and enhance our shareholders' wealth through a conservative, disciplined approach to convertible securities investing. Our goal is to generate profitable returns in strong markets and protect principle in weak ones through the unique characteristics inherent in convertible bonds.

CONVERTIBLE  SECURITIES  ARE  "HYBRIDS"

     The convertible securities market consists of bonds, debentures, corporate notes, preferred stocks, warrants or other similar securities which may be converted into or exchanged for a prescribed amount of common stock or other equity security of the same or different issuer within a particular period of time at a specified price or formula. Converts are "hybrid" securities that combine the capital appreciation potential of equities with the higher yield of fixed income instruments.

     Our strategy incorporates the purchase of convertible securities which are trading at a premium above parity with the common stock but which generally provide a higher yield and, over time, capital appreciation. We will also seek out "busted" converts: where the underlying common stock has dropped significantly and the value of the conversion privilege and the value of the convert is down. Such securities will provide high yields and long-term capital appreciation potential as well.

CONVERTIBLE  BOND  BEHAVIOR

     Being a hybrid security, a convertible's value should be the higher of either its straight bond value or its value as an equity. The graph below illustrates how the price relationship between a convertible and its underlying equity changes as the price of that equity moves up or down. Convertibles can be categorized into four distinct groups as defined as follows:

     1) Distressed Securities: The equity price has fallen to very low levels due to financial difficulties. These convertibles trade at very low prices due to diminishing credit quality. Nevertheless, the convertible investor still enjoys better protection than the common equity holder because of the convertible's superior credit ranking in the case of any liquidation. Lucrative returns can be made from these investments because of their high current yields but they are more risky than traditional convertible investments.

     2) Bond Equivalent Securities: The equity price is depressed and trading at levels well below its conversion price. Consequently, the convertible's embedded call option is virtually worthless and the security will trade on its yield or straight bond characteristics alone. These securities are often referred to as "busted convertibles".

     3) Hybrid Securities: This is the point at which most new convertibles are issued. The convertible will trade at a premium to both its underlying equity and straight bond value. In exchange for this premium the investor will receive a higher yield than the common equity and more downside protection. Typically, we expect to participate in two-thirds of the equity's upside movement with only one-third of the downside.

     4) Equity Equivalent Securities: The equity price has moved up substantially and the convertible fluctuates in line with the equity. Here the convertible loses its defensive characteristics since its bond value is far lower. Depending on call protection, and stock borrowing availability, these securities can be cheaper than their underlying equities. Occasionally, it is possible to buy these convertibles at a discount (rather than a premium) even though they have a higher yield than the equity.



        [The printed report contains a graphic illustrating the above]



COMMENTARY  FIRST  QUARTER  1995

     The table below provides a quick summary for how a number of asset classes performed during the first quarter of 1995. As the table indicates, rising bond and equity prices in the U.S. provided for a profitable convertible environment. In contrast, the first quarter of 1995 yielded disappointing returns for assets in other regions. As a result, domestic convertibles successfully outperformed international markets.

     This environment will benefit some at the expense of others. Thus, we have structured our portfolio accordingly. U.S. exporters will continue to benefit at the expense of exporters in countries whose currencies are strong relative to the dollar. This scenario results from the ability of domestic producers to sell goods at prices lower than for goods denominated in strong currencies. This will help portfolio holdings like Cooper Industries, Inc. and Magma Copper Company which produce industrial goods and commodities for international buyers.

- --------------------------------------------------------------------------------
ASSET TYPE                                  1/1/95         3/31/95     % CHANGE
- ----------                                  ------         -------     --------
BOND YIELDS
- -----------
U.S. 10 Year Treasury Note                   7.78%           7.20%       -7.46%
German 10 Year Treasury Note                 7.59%           7.18%       -5.40
Japanese 10 Year Treasury Note               2.61%           1.71%      -34.48
Mexican Par Brady Bonds 6.25% 12/31/19      11.88%          13.89%      +16.92

CURRENCIES
- ----------
German Mark/USD                              1.55            1.37       -11.61%
Japanese Yen/USD                            99.58           86.55       -13.08
Mexican Peso/USD                             5.08            6.78       +33.46

COMMODITIES
- -----------
CRB                                       $236.85         $233.90        -1.25%
Gold                                       385.00          394.00        +2.30
Oil                                         17.75           19.17        +7.40
Copper                                      94.50           95.50        +1.00
Cotton                                      89.96           98.15        +8.30

EQUITIES (LOCAL DENOMINATIONS)
- -----------------------------
U.S.A. - S&P 500 Index                     459.27          500.71        +9.35%
FT World Actuaries - World Index           146.73          142.70        -2.75
FT World Actuaries - Europe Index          150.62          147.21        -2.26
FT World Actuaries - Pacific Ex-Japan      208.47          211.03        +1.23
Japan - nikkei 225 Index                19,723.00       16,140.00       -18.17
Latin America - IFC Regional Investor's
                Latin American Index       692.88          483.42       -29.05%
- --------------------------------------------------------------------------------

Let's Talk  Converts

The  following  are  specifics  on
selected holdings of our Fund's investments. In our last letter to you we focused on convertibles which enjoyed the best of both worlds--a yield higher than an equivalent maturity treasury bond but with a premium under 30 percent. In the selection below, we will highlight convertibles which are typical of each of the four types of convertibles we described above under the section "Convertible Bond Behavior".

FLAGSTAR COMPANIES, INC. (SUB. DEB. CV. 10.00% 11/01/14), a food service company operating restaurants primarily in the Western and Southern United States. Operations include "Hardee's", a fast-food hamburger chain, "Quincy's," a steakhouse chain, "Denny's," a family restaurant and "El Pollo Loco," a fast food chicken outlet. The company's objective is to upgrade and remodel its restaurants and reduce debt. In 1994, Flagstar sold most of its Canteen food and vending unit to London-based Compass Group PLC for $450 million and about 20 Denny's restaurants were upgraded in the Houston area. At a price of $72, the convertible bonds are trading as distressed securities with a yield to maturity of 14.29%.

M/A-COM, INC. (SUB. DEB. CV. 9.25% 5/15/06) manufactures high performance components for wireless communications. Sales in 1994 were $341 million. On March 10, 1995, the company announced plans to merge with AMP Inc., a leading manufacturer of electronic interconnect products, in a stock swap valued at about $270 million. The merger will improve M/A-Com's balance sheet and broaden its marketing channels. After the merger, M/A-Com will be a wholly-owned subsidiary of AMP, which had 1994 sales of $4.03 billion. Trading at a price of $100.25, these convertible bonds offer an attractive yield to maturity of 9.21% or 2.00% more than an equivalent U.S. treasury note.

COOPER INDUSTRIES, INC. (SUB. DEB. CV. 7.05% 1/1/15) manufactures electrical, industrial and automotive products. It is among the world's largest producers of automotive brakes, non-power hand-tools, and compression, mining, and construction equipment. The company distributes worldwide with 1994 sales of $4.59 billion. At a price of $102.375, the Cooper convertible is a typical "Hybrid" security offering good upside potential but with less risk than the ordinary equity. The convertible enjoys a yield to maturity of 6.83% with only a 9.00% premium. The dividend yield on the equity is only 3.41%. These bonds were created on January 1, 1995 when the company decided to exchange all of its $1.60 convertible preferred stock for the new debentures. Investors will benefit from the superior credit standing of the debentures over the ordinary equity holders.

SIERRA ON-LINE INC. (SUB. DEB. CV. 6.50% 4/1/01) develops and publishes interactive animated adventures, simulations and other microcomputer entertainment software products. Some of the principle products include "King's Quest," "Leisure Suit Larry","Iceman" and "Sorcerian." Sales rose 26% in 1994 to $63 million. With 15.8 million shares outstanding, the company has a market capitalization of over $350 million. These convertible bonds offer an attractive alternative to the equity. At a price of $160.50, they have a premium of only 2.14% and thus trade almost one for one with the equity. At the same time, the bonds have a current yield of 4.05% compared to no dividend on the equity.

CONCLUSION

     Continued strength in bond and equity prices should reward convertible securities portfolios. The Gabelli Convertible Securities Fund, Inc. has demonstrated its ability to deliver superior risk-adjusted returns through the hybrid qualities of convertible securities. We thank you for your confidence in our ability to select investments to meet our shared investment goals. We believe that the patient investor will be rewarded over the long term.

                                                  Sincerely,

                                                  /s/ Mario J. Gabelli
                                                  Mario J. Gabelli
                                                  President and
                                                  Chief Investment Officer
May 12, 1995


- --------------------------------------------------------------------------------
                          TOP TEN CONVERTIBLE HOLDINGS
                                 MARCH 31, 1995
                                 --------------

  Time Warner Inc.                              ITT Corporation
  Fieldcrest Cannon, Inc.                       Atlantic Richfield Company
  General Host Corporation                      GATX Corporation
  Navistar International Corporation            M/A-Com, Inc.
  Chock Full o'Nuts Corporation                 GenCorp. Inc.
- --------------------------------------------------------------------------------

THE GABELLI CONVERTIBLE SECURITIES FUND, INC.
PORTFOLIO OF INVESTMENTS -- MARCH 31, 1995 (UNAUDITED)
- -------------------------------------------------------------------------------
 Principal                                        Market
  Amount                                Cost      Value
 ---------                              ----      ------
             CONVERTIBLE SECURITIES - 66.10%
             CONVERTIBLE CORPORATE BONDS - 48.61%
             AUTOMOTIVE: PARTS & ACCESSORIES - 1.26%
$1,150,000   GenCorp Inc. Sub. Deb. Cv.
             8.00%, 08/01/02.........$1,146,516 $1,138,500
                                     ---------- ----------
           AVIATION: PARTS AND SERVICES - 1.90%
  615,000  Hudson General Corporation Sub.
             Deb. Cv. 7.00%, 07/15/11   410,862    459,713
  254,000  Kaman Corporation Sub. Deb. Cv.
             6.50%, 03/15/12.........   157,183    193,040
1,300,000  UNC Incorporated Sub. Deb. Cv.
             7.50%, 03/31/06.........   828,659  1,062,750
                                      ---------  ---------
                                      1,396,704  1,715,503
                                      ---------  ---------
           BROADCASTING - 0.07%
 250,000(a)Havas SA Sub. Deb. Cv.
             3.00%, 12/31/97.........    50,324     58,677
                                      ---------  ---------

           BUILDING AND CONSTRUCTION - 0.33%
   10,000  Hofi  International  Finance Ltd.
             Sub. Deb. Cv.
             4.50%, 08/11/08.........    12,521     13,075
  300,000  Medusa Corporation Sub.
             Notes Cv. 6.00%, 11/15/03  292,410    285,000
                                      ---------  ---------
                                        304,931    298,075
                                      ---------  ---------

           BUSINESS SERVICES - 0.71%
  250,000  Anacomp Inc. Sub. Deb. Cv.
             13.875%, 01/15/02.......   264,435    249,375
  85,200(a)International Business Machines
             Corporation France, Sub. Deb.
             Cv. 5.75%, 01/01/98.....    16,806     21,873
  359,000  Trans-Lux Corporation Sub.
             Deb. Cv. 9.00%, 12/01/05   310,252    365,731
                                      ---------  ---------
                                        591,493    636,979
                                      ---------  ---------

           CABLE - 0.41%
  250,000  Comcast Corporation Sub.
             Deb. Cv. 3.375%, 09/09/05  244,843    206,562
  400,000  Comcast Corporation Sub.
             Deb. Cv. 1.125%, 04/15/07  182,690    166,000
                                      ---------  ---------
                                        427,533    372,562
                                      ---------  ---------

           COMPUTER SOFTWARE AND SERVICES - 0.25%
  140,000  Sierra On-Line, Inc. Sub. Deb. Cv.
             6.50%, 04/01/01 (b).....   137,372    224,700
                                      ---------  ---------

           CONSUMER PRODUCTS - 4.94%
  700,000  American Brands, Inc. Sub.
             Deb. Cv. 7.625%, 03/05/01  720,965    707,000
  600,000  Borden, Inc. Sub. Deb. Cv.
             Zero Cpn. 05/21/02......   390,698    372,000
  100,000  Dibrell Brothers Inc. Sub. Deb.
             Cv. 7.75%, 09/30/06.....    96,630    107,500
2,800,000  Fieldcrest Cannon, Inc. Sub.
             Deb. Cv. 6.00%, 03/15/12 1,845,213  2,170,000
  564,000  Masco Corporation Sub. Deb. Cv.
             5.25%, 02/15/12.........   378,222    485,040
  250,000  Roadmaster Industries Inc.
             Sub. Deb. Cv. 8.00%,
             08/15/03 ...............   250,200    235,000
  500,000  Standard Commercial
             Corporation Sub. Deb. Cv.
             7.25%, 03/31/07.........   389,573    372,500
                                      ---------  ---------
                                      4,071,501  4,449,040
                                      ---------  ---------
           ENERGY - 1.60%
1,100,000  Moran Energy Inc. Sub.
             Deb. Cv. 8.75%, 01/15/08   757,843    728,750
  600,000  Pennzoil Company Sub. Deb. Cv.
             6.50%, 01/15/03.........   600,000    708,000
                                      ---------  ---------
                                      1,357,843  1,436,750
                                      ---------  ---------
           ENTERTAINMENT - 16.38%
  670,000  Savoy Pictures Entertainment
             Sub. Deb. Cv. 7.00%,
             07/01/03................   636,465    529,300
  400,000  Time Warner Inc. LYONS Sr.
             Sub. Notes Cv. Zero Cpn.,
             06/22/13................   161,117    153,000
14,000,000 Time Warner Inc. Sub. Deb. Cv.
             8.75%, 01/10/15.........14,629,102 14,070,000
                                     ---------- ----------
                                     15,426,684 14,752,300
                                     ---------- ----------

           FINANCIAL SERVICES - 1.19%
  550,000  Advest Group, Inc. Sub. Deb.
             Cv. 9.00%, 03/15/08.....   431,817    501,188
  550,000  Allegheny Corporation Sub. Deb.
             Cv. 6.50%, 06/15/14.....   563,015    548,625
   25,000  Guangdong Investment Limited
             Sub. Deb. Cv. 4.50%,
             10/07/98 ...............   25,000      25,125
                                     ---------- ----------
                                     1,019,832   1,074,938
                                     ---------- ----------
           FOOD AND BEVERAGE - 4.65%
  550,000  Boston Chicken, Inc. Sub. Deb.
             Cv. 4.50%, 02/01/04.....   512,894    412,500
1,050,000  Chock Full o'Nuts Corporation
             Sub. Deb. Cv. 8.00%,
             09/15/06 ............... 1,036,470    997,500
1,005,000  Chock Full o'Nuts Corporation
             Sub. Deb. Cv. 7.00%,
             04/01/12 ...............   748,337    870,581

THE GABELLI CONVERTIBLE SECURITIES FUND, INC.
PORTFOLIO OF INVESTMENTS  (CONTINUED)-- MARCH 31, 1995 (UNAUDITED)
- -------------------------------------------------------------------------------
 Principal                                        Market
  Amount                                Cost      Value
 ---------                              ----      ------
           FOOD AND BEVERAGE (continued)
$1,300,000   Flagstar Companies, Inc. Sub.
             Deb. Cv. 10.00%,
             11/01/14 ...............$1,286,653   $936,000
  930,000  Ingles Markets, Incorporated
             Sub. Deb. Cv. 10.00%
             10/15/08................   935,325    971,850
                                     ---------- ----------
                                      4,519,679  4,188,431
                                     ---------- ----------
           HEALTH CARE - 0.12%
  100,000  Benson Eyecare Corporation Sub.
             Deb. Cv. 8.00%, 05/15/01    99,729    108,750
                                     ---------- ----------

           INDUSTRIAL EQUIPMENT AND SUPPLIES - 7.74%
  350,000   AMSCO International, Inc.
             Sub. Deb. Cv. 4.50%,
             10/15/02 ...............   332,324    302,313
  850,000  Builders Transport, Incorporated
             Sub. Deb. Cv. 6.50%,
             05/01/11................   342,552    641,750
  850,000  Cooper Industries, Inc. Sub.
             Deb. Cv. 7.05%, 01/01/15   771,837    870,188
  500,000  Data Switch Corporation Sub.
             Deb. Cv. 8.25%, 06/01/02   380,066    358,750
  100,000  Ducommun Incorporated Sub.
             Deb. Cv. 7.75%, 03/31/11    73,467     83,750
  450,000  General Signal Corporation
              Sub. Deb. Cv. 5.75%,
              06/01/02 ..............   443,073    468,000
   10,000  Greenwich Air Services, Inc.
              Sub. Deb. Cv. 8.00%,
              11/05/00 ..............     9,605      8,550
  720,000  Intermagnetics General
             Corporation Sub. Deb.
             Cv. 5.75%, 09/15/03 (b).   720,000    590,400
1,200,000  Kollmorgen Corporation
             Sub. Deb. Cv. 8.75%,
             05/01/09 ...............   837,526  1,104,000
1,195,000  M/A-Com, Inc. Sub. Deb. Cv.
             9.25%, 05/15/06.........   887,667  1,197,988
  700,000  Pacific Scientific Company
             Sub. Deb. Cv. 7.75%,
             06/15/03 ...............   636,611    778,750
  450,000  Sanifill, Inc. Sub. Deb.
             Cv. 7.50%, 06/01/06.....   447,227    450,000
  120,000  Unifi, Inc. Sub. Deb. Cv.
             6.00%, 03/15/02.........   120,000    122,250
                                     ---------- ----------
                                      6,001,955  6,976,689
                                     ---------- ----------
           METALS AND MINING - 0.42%
  450,000  Coeur d'Alene Mines Corporation
             Sub. Deb. Cv. 6.00%,
             06/10/02................   404,158    380,250
                                     ---------- ----------
           PAPER AND FOREST PRODUCTS - 0.32%
  240,000  Riverwood International Corporation
             Sub. Deb. Cv. 6.75%,
             09/15/03................   239,598    287,400
                                     ---------- ----------

           PUBLISHING - 0.64%
  700,000  News American Holdings
             Incorporated Sub. Deb. Cv.
             Zero Cpn., 03/31/02.....   411,098    577,500
                                     ---------- ----------

           REAL ESTATE / DEVELOPMENT - 0.70%
  300,000  Continental  Homes Holding Corp.
             Sub. Deb. Cv. 6.875%,
             03/15/02................   276,685    241,500
  125,000  Rockefeller Center Properties Inc.
             Sub. Deb. Cv. Zero Cpn.,
             12/31/00................    62,530     60,625
  300,000  Rockefeller Center Properties Inc.
             Sub. Deb. Cv.
             8.00%, 12/31/00.........   289,161    295,500
   30,000  Wharf Capital International Ltd.
             Sub. Deb. Cv.
             5.00%, 07/15/00.........    33,430     31,425
                                     ---------- ----------
                                        661,806    629,050
                                     ---------- ----------

           RETAIL - 2.76%
  100,000  Farah USA, Inc. Sub. Deb. Cv.
             8.50%, 02/01/04.........   100,803     50,000
  350,000  Food Lion, Inc. Sub. Deb. Cv.
             5.00%, 06/01/03.........   348,691    322,438
2,200,000  General Host Corporation
             Sub. Deb. Cv.
             8.00%, 02/15/02......... 2,171,210  1,980,000
   50,000  Pier One Imports Inc. Sub.
             Deb. Cv. 8.50%, 12/01/00    48,165     61,500
  100,000  Sports & Recreation, Inc. Sub.
             Deb. Cv. 4.25%, 11/01/00   100,000     75,375
                                     ---------- ----------
                                      2,768,869  2,489,313
                                     ---------- ----------

           TRANSPORTATION - 0.52%
  600,000  Greyhound Lines Inc. Sub. Deb.
             Cv. 8.50%, 03/31/07.....   416,040    327,000
  150,000  WorldCorp, Inc. Sub. Deb. Cv
             7.00%, 05/15/04.........   114,816    142,500
                                     ---------- ----------
                                        530,856    469,500
                                     ---------- ----------

           WIRELESS COMMUNICATIONS - 1.70%
  200,000  All American Communications, Inc.
             Sub. Dev. Cv. 6.50%,
             10/01/03 (b)............   196,472    181,000
  100,000  Cellular Communications of
             Puerto Rico Inc. Sub. Deb.
             Cv. 8.25%, 08/01/00.....   105,502    211,500
  100,000  Cellular, Inc. Sub. Deb. Cv.
             6.75%, 07/15/09.........    96,525     98,750

THE GABELLI CONVERTIBLE SECURITIES FUND, INC.
PORTFOLIO OF INVESTMENTS  (CONTINUED)-- MARCH 31, 1995 (UNAUDITED)
- -------------------------------------------------------------------------------
 Principal
  Amount                                          Market
 or Shares                              Cost       Value
 ---------                              ----      ------
           WIRELESS COMMUNICATIONS (continued)
 $300,000  COMCAST Cellular
             Communications Inc. Ser. A
             Redeemable Notes, Zero Cpn.,
             03/05/00................$  174,468 $  213,000
  400,000  LDDS Communications Inc.
             Sub. Deb. Cv. 5.00%,
             08/15/03................   279,233    349,500
 800,000,000(c)Softe SA Sub. Deb. Cv.
              4.25%, 07/01/98........   489,568    473,282
                                     ---------- ----------
                                      1,341,768  1,527,032
                                     ---------- ----------
           TOTAL CONVERTIBLE
           CORPORATE BONDS ..........42,910,249 43,791,939
                                     ---------- ----------

           CONVERTIBLE PREFERRED STOCK - 17.49%
           AIRLINES - 1.99%
   15,500  AMR Corporation $3.00 Cv. Pfd.
             Ser. A (b)..............   773,938    693,625
   15,000  Delta Air Lines, Inc. $3.50 Cv.
             Pfd. Ser. C.............   799,240    798,750
    3,400  UAL Corporation 6.25% Cv. Pfd.
             Ser. A (b)..............   339,400    301,325
                                     ---------- ----------
                                      1,912,578  1,793,700
                                     ---------- ----------

           AUTOMOBILE MANUFACTURERS - 0.97%
    5,000  Ford Motor Company $4.20 Cv.
             Pfd. Ser. A.............   451,100    441,250
    7,500  General Motors Corporation
             $3.25 Cv. Pfd. Ser. C...   376,375    431,250
                                     ---------- ----------
                                        827,475    872,500
                                     ---------- ----------

           AVIATION: PARTS AND SERVICES - 0.45%
    9,000  Kaman Corporation 6.50% Cv. Pfd.
             Ser. 2 .................   296,011    405,000
                                     ---------- ----------
           CONSUMER PRODUCTS - 0.56%
   25,500  Kerr Group, Inc. Cl. B $1.70 Cv.
             Pfd. Ser. D.............   464,875    506,813
                                     ---------- ----------

           DIVERSIFIED INDUSTRIAL - 3.32%
   20,000  GATX Corporation $3.875 Cv.
             Pfd.....................   824,662  1,090,000
    1,000  GATX Corporation $2.50 Cv.
             Pfd. ...................    65,400    112,500
   14,000  ITT Corporation $2.25 Cv.
              Pfd. Ser. N............ 1,104,937  1,788,500
                                     ---------- ----------
                                      1,994,999  2,991,000
                                     ---------- ----------

           ENERGY - 0.28%
    8,000  McDermott International, Inc.
             Pfd. A..................   233,875    253,000
                                     ---------- ----------
           FOOD AND BEVERAGE - 0.48%
   24,000  Flagstar Companies, Inc.
             $2.25 Cv. Pfd. Ser. A. .   623,495    432,000
                                     ---------- ----------
           INDUSTRIAL EQUIPMENT AND SUPPLIES - 3.68%
   36,000  Navistar International
             Corporation $6.00 Cv. Pfd.
             Ser. G.................. 1,700,294  1,885,500
   26,000  NYCOR, Inc. $1.70 Cv. Pfd.   355,850    338,000
   17,000  Sequa Corporation
             $5.00 Cv. Pfd. ......... 1,374,217  1,088,000
                                     ---------- ----------
                                      3,430,361  3,311,500
                                     ---------- ----------
           METALS AND MINING - 1.99%
   11,500  Echo Bay Finance Corporation
             $1.75 Cv. Pfd. Ser. A...   327,825    370,875
   24,000  Freeport-McMoRan Copper &
             Gold, Inc. 7.00% Cv. Pfd.  693,325    603,000
   13,000  Magma Copper Company
             5.625% Cv. Pfd. Ser. D..   656,075    820,625
                                     ---------- ----------
                                      1,677,225  1,794,500
                                     ---------- ----------

           REAL ESTATE / DEVELOPMENT - 0.40%
    7,500  Catellus Development Corporation
             $3.75 Cv. Pfd. Ser. A...   424,438    359,063
                                     ---------- ----------
           SPECIALTY CHEMICALS - 1.89%
    6,200  Atlantic Richfield Company
             $2.80 Cv. Pfd........... 1,654,248  1,698,800
                                     ---------- ----------

           TELECOMMUNICATIONS - 1.48%
   10,000  BCE Inc. $0.65 Cv. Pfd.
             Ser. O .................   327,337    297,747
      200  GTE Corporation 5.00%
             Cv. Pfd. ...............    18,125     17,825
    3,000  LCI International, Inc.
             5.00% Cv. Pfd...........    75,000    102,000
    1,400  Sprint Corporation $1.50
             Cv. Pfd. Ser. 1.........   144,220    129,500
    1,600  Sprint Corporation $1.50
             Cv. Pfd. Ser. 2.........   136,905    124,000
   20,000  Sprint Corporation 8.25%
             Cv. Pfd.................   637,500    667,500
                                     ---------- ----------
                                      1,339,087  1,338,572
                                     ---------- ----------
           TOTAL CONVERTIBLE
           PREFERRED STOCKS .........14,878,667 15,756,448
                                     ---------- ----------
           COMMON STOCKS - 9.47%
           BROADCASTING - 2.18%
   65,217  Park Communications, Inc.+ 1,272,634  1,964,662
                                     ---------- ----------
           COMPUTER SOFTWARE AND SERVICES - 0.00%
      193  Wang Laboratories Inc.+...         0      2,500
                                     ---------- ----------

THE GABELLI CONVERTIBLE SECURITIES FUND, INC.
PORTFOLIO OF INVESTMENTS  (CONTINUED)-- MARCH 31, 1995 (UNAUDITED)
- -------------------------------------------------------------------------------
 Principal
  Amount                                          Market
 or Shares                              Cost       Value
 ---------                              ----      ------
           ENERGY - 0.52%
    4,000  Exxon Corporation.........$  237,758 $  267,000
    3,000  Texaco Inc................   183,213    199,500
                                     ---------- ----------
                                        420,971    466,500
                                     ---------- ----------
           HEALTH CARE - 1.65%
   60,000  Marion Merrell Dow Inc.... 1,500,852  1,485,000
                                     ---------- ----------
           INDUSTRIAL EQUIPMENT
           AND SUPPLIES - 1.69%
    3,500  Giddings & Lewis, Inc.....    38,155     59,508
   10,000  Hughes Supply, Inc........   174,890    203,780
   50,000  Mark IV Industries Inc....   718,500  1,025,000
    5,000  Tenneco Inc...............   206,713    235,625
                                     ---------- ----------
                                      1,138,258  1,523,913
                                     ---------- ----------
           TRANSPORTATION - 2.93%
   75,900  Chicago & North Western
             Holdings Corporation+... 2,628,995  2,637,525
                                     ---------- ----------

           WIRELESS COMMUNICATIONS - 0.50%
   15,000  Century Telephone
             Enterprises Inc.........   378,000    455,625
                                     ---------- ----------

           TOTAL COMMON STOCKS ...... 7,339,710  8,535,725
                                     ---------- ----------
           CORPORATE BONDS - 0.47%
           WIRELESS COMMUNICATIONS - 0.47%
 $600,000  COMCAST Cellular
             Communications Inc. Ser. B
             Redeemable Notes, Zero Cpn.,
             03/05/00................   393,958    426,000
                                     ---------- ----------

           TOTAL CORPORATE BONDS ....   393,958    426,000
                                     ---------- ----------

           U.S. GOVERNMENT OBLIGATIONS - 24.17%
$21,950,000  U.S. Treasury Bills, 5.36% to
             5.65%, Due 04/06/95 to
             8/24/95............... 21,782,000  21,772,140
                                   ----------- -----------
           TOTAL U.S. GOVERNMENT
           OBLIGATIONS ............ 21,782,000  21,772,140
                                   ----------- -----------
           TOTAL
           INVESTMENTS - 100.21% ..$87,304,584  90,282,252
                                   ===========
           Liabilities, in excess of Other
           Assets - (0.21)% .......               (191,279)
                                               -----------
           NET ASSETS - 100.00%
             (8,083,586 shares
               outstanding) .......            $90,090,973
                                               ===========
           Net Asset Value Per Share                $11.14
                                                    ======
- ----------------
+   -None-income producing security.
(a) -Principal amount denoted in French Francs.
(b) -Security exempt from registration  under Rule 144A of the Securities Act of
    1933.   These   securities  may  be  resold  in  transactions   exempt  from
    registration, normally to qualified institutional buyers. At March 31, 1995, Rule 144A securities amounted to $1,991,050 or 2.2% of net assets.
(c) -Principal amount denoted in Italian Lira.

        AUTOMATIC DIVIDEND REINVESTMENT AND VOLUNTARY CASH PURCHASE PLAN

ENROLLMENT IN THE PLAN

     It is the policy of The Gabelli Convertible Securities Fund, Inc. (the "Fund") to automatically reinvest dividends. As a "registered" shareholder you automatically become a participant in the Fund's Automatic Dividend Reinvestment Plan (the "Plan"). The Plan authorizes the Fund to issue shares to participants upon an income dividend or a capital gains distribution regardless of whether the shares are trading at a discount or a premium to net asset value. All distributions to shareholders whose shares are registered in their own names will be automatically reinvested pursuant to the Plan in additional shares of the Fund. Registered shareholders wishing to receive their distribution in cash must submit this request in writing to:

                 The Gabelli Convertible Securities Fund, Inc.
                    c/o State Street Bank and Trust Company
                                 P.O. Box 8200
                             Boston, MA 02266-8200

     Shareholders requesting this cash election must include the shareholder's name and address as they appear on the share certificate. Shareholders with additional questions regarding the Plan may contact State Street Bank and Trust Company at 1 (800) 336-6983.

     Shareholders wishing to liquidate reinvested shares held at State Street Bank and Trust Company may do so in writing or by telephone. Please submit your request to the above mentioned address. Include in your request your name, address and account number. The cost to liquidate shares is $2.50 per transaction as well as the brokerage commission incurred. Brokerage charges are expected to be less than the usual brokerage charge for such transactions. The Fund's Adviser, Gabelli Funds, has arranged (with its brokerage affiliate, Gabelli & Company, Inc.) that for two years, shares may be sold through State Street at market value without commission.

     If your shares are held in the name of a broker, bank or nominee, you should contact such institution. If such institution is not participating in the Plan, your account will be credited with a cash dividend. In order to participate in the Plan through such institution, it may be necessary for you to have your shares taken out of "street name" and re-registered in your own name. Once registered in your own name your dividends will be automatically reinvested. Certain brokers participate in the Plan. Shareholders holding shares in "street name" at such institutions will have dividends automatically reinvested. Shareholders wishing a cash dividend at such institutions must contact their broker to make this change.

     The number of shares of Common Stock distributed to participants in the Plan in lieu of cash dividends is determined in the following manner. Under the Plan, whenever the market price of the Fund's Common Stock is equal to or exceeds net asset value at the time shares are valued for purposes of determining the number of shares equivalent to the cash dividend or capital gains distribution, participants are issued shares of Common Stock valued at the greater of (i) the net asset value as most recently determined or (ii) 95% of the then current market price of the Fund's Common Stock. The valuation date is the dividend or distribution payment date or, if that date is not a New York Stock Exchange trading day, the next preceding trading day. If the net asset value of the Common Stock at the time of valuation exceeds the market price of the Common Stock, participants will receive shares from the Fund valued at market price. If the Fund should declare a dividend or capital gains distribution payable only in cash, State Street will buy Common Stock in the open market, or on the New York Stock Exchange or elsewhere, for the participants' accounts, except that State Street will endeavor to terminate purchases in the open market and cause the Fund to issue shares at net asset value if, following the commencement of such purchases, the market value of the Common Stock exceeds net asset value.

     The automatic reinvestment of dividends and capital gains distributions will not relieve participants of any income tax which may be payable on such distributions. A participant in the Plan will be treated for Federal income tax purposes as having received, on a dividend payment date, a dividend or distribution in an amount equal to the cash the participant could have received instead of shares.

     The Fund reserves the right to amend or terminate the Plan as applied to any voluntary cash payments made and any dividend or distribution paid subsequent to written notice of the change sent to the members of the Plan at least 90 days before the record date for such dividend or distribution. The Plan also may be amended or terminated by State Street on at least 90 days' written notice to participants in the Plan.


VOLUNTARY  CASH PURCHASE PLAN

     The Voluntary Cash Purchase Plan is yet another vehicle for our shareholders to increase their investment in the Fund. In order to participate in the Voluntary Cash Purchase Plan, shareholders must have their shares registered in their own name and participate in the Dividend Reinvestment Plan.

     Participants in the Voluntary Cash Purchase Plan have the option of making additional cash payments to State Street Bank and Trust Company for investments in the Fund's shares at the then current market price. Shareholders may send an amount from $250 to $3,000. State Street Bank and Trust Company will use these funds to purchase shares in the open market on or about February 15 and August 15 of each year. State Street Bank and Trust Company will charge each shareholder who participates $0.75, plus a pro rata share of the brokerage commissions. Brokerage charges for such purchases are expected to be less than the usual brokerage charge for such transactions. It is suggested that any voluntary cash payments be sent to The Gabelli Convertible Securities Fund, c/o State Street Bank and Trust Company, P.O. Box 8200, Boston, MA 02266-8200 approximately 10 days before February 15 or August 15. A payment may be withdrawn without charge if notice is received by State Street Bank and Trust Company at least 48 hours before such payment is to be invested.

     For more information regarding the Dividend Reinvestment Plan and Voluntary Cash Purchase Plan, brochures are available by calling (914) 921-5070 or by writing directly to the Fund.

                             OFFICERS AND DIRECTORS

                 THE GABELLI CONVERTIBLE SECURITIES FUND, INC.
                    One Corporate Center, Rye, NY 10580-1434

Directors
Mario J. Gabelli, CFA
   President and Chief
   Investment Officer
E. Val Cerutti
   Chief Executive Officer
   Cerutti Consultants, Inc.
Felix J. Christiana
   Former Senior Vice President
   Dollar Dry Dock Savings Bank
Anthony J. Colavita
   Attorney-at-Law
   Anthony J. Colavita, P.C.
Dugald A. Fletcher
   President
   Fletcher & Company, Inc.
Karl Otto Pohl
   Former President
   Deutsche Bundesbank
Anthony R. Pustorino
   Certified Public Accountant
   Professor, Pace University
Anthonie C. van Ekris
   Managing Director
   BALMAC International, Inc.
Salvatore J. Zizza
   Chairman, Chief
   Executive Officer
   The Lehigh Group, Inc.
Officers and Portfolio Managers
Mario J. Gabelli, CFA
   President and Chief
   Investment Officer
J. Hamilton Crawford, Jr.
   Secretary
Bruce N. Alpert
   Vice President and Treasurer
A. Hartswell Woodson, III
   Associate Portfolio Manager

Investment Advisor
Gabelli Funds, Inc.
One Corporate Center
Rye, NY 10580-1434

Custodian, Transfer Agent and Registrar
State Street Bank and Trust Company

Legal Counsel
Skadden, Arps, Slate, Meagher & Flom

Stock Exchange Listing
NYSE--Symbol: GCV

Shares Outstanding: 8,083,586

The Net Asset Value appears in the Publicly Traded Funds column, under the heading "Convertible Securities Funds," in Saturday's The New York Times and Monday's The Wall Street Journal. It is also listed in Barron's Mutual Funds/Closed End Funds section under the heading "Convertible Securities Funds". The Net Asset Value may be obtained each day by calling (914) 921-5071.

- ----------------------------------------------
For general information about the Gabelli
Funds, call 1-800-GABELLI (1-800-422-3554),
fax us at 914-921-5118 or, visit our internet
homepage at:
http://networth.gait.com/gabelli
- ----------------------------------------------

- --------------------------------------------------------------------------------
     Notice is hereby given in accordance with Section 23(c) of the Investment Company Act of 1940, as amended, that the Fund may from time to time  purchase  shares of its capital stock in the open market when the Fund shares are trading at a discount of 10% or more from the net asset value of the shares.
- -------------------------------------------------------------------------------

                                                          -----------------
THE GABELLI CONVERTIBLE SECURITIES FUND, INC.              FIRST CLASS MAIL
One Corporate Center                                         U.S. POSTAGE
Rye, NY 10580-1434                                              PAID
(914) 921-5070                                                 RYE, NY
                                                            PERMIT NO. 109
                                                          -----------------









                                                        First Quarter Report
                                                        March 31, 1995

                                                                           03/95